Form 10QSB
period 2000-06-30
SWEETWATER INVESTING INC
filed 2000-08-14
CIK 1101096

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[    ] Transition report under Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the transition period from ------------ to --------------


     Commission file number:  000-28751


                   SWEETWATER INVESTING, INC.
             --------------------------------------
(Exact name of small business issuer as specified in its charter)



            Wyoming                         86-0970101
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)




          10130 E. Winding Trail, Tucson, Arizona 85749
           ------------------------------------------
       (Address of principal executive office) (Zip Code)


                         (520) 577-1516
                     ----------------------
                   (Issuer's telephone number)


      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes XX                   No
                      -----                    -----

      The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2000 was 1,000,000.
                        TABLE OF CONTENTS

                 PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS..........................................3

     Condensed Balance Sheets as of September 30, 1999
          and June 30, 2000............................................5

     Condensed Statements of Operations
          for the Three and Nine Month Periods Ended
          June 30, 2000 and 1999.......................................6

     Condensed Statements of Cash Flows
          for the Nine Month Period Ended
          June 30, 2000 and 1999.......................................7

     Notes to Unaudited Condensed Financial Statements.................9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..........................10


                   PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS...............................................12

ITEM 2 CHANGES IN SECURITIES...........................................12

ITEM 5 OTHER INFORMATION...............................................12


INDEX TO EXHIBITS......................................................13





         [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                  PART I


ITEM 1.  FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to Sweetwater Investing, Inc., a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2000 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.



         [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]
                 INDEPENDENT ACCOUNTANTS' REPORT

Sweetwater Investing, Inc.
(A Development Stage Company)



       We have reviewed the accompanying balance sheets of Sweetwater Investing, Inc. (a development stage company) as of June 30, 2000 and September 30, 1999, and the related statements of operations for the three and nine month periods ended June 30, 2000 and 1999, and cash flows for the nine month period ended
June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                              Respectfully submitted



                              /s/ Robison, Hill & Co.
                              ------------------------
                              Certified Public Accountants


Salt Lake City, Utah
August 9, 2000

                   SWEETWATER INVESTING, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS


                                               June 30,     September 30,
                                                 2000            1999
                                             -------------  --------------

ASSETS:                                       $         -     $          -
                                             =============  ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses           $        55                -

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at
    June 30, 2000 and September 30, 1999            1,000            1,000
  Paid-In Capital                                   1,005               75
  Retained Deficit                                 (1,075)          (1,075)
  Deficit Accumulated During the
    Development Stage                                (985)               -
                                              -------------   --------------
    Total Stockholders' Equity                        (55)               -
                                              -------------   --------------
     Total Liabilities and
       Stockholders' Equity                   $         -     $          -
                                              =============   ==============
























         See accompanying notes and accountants' report.

                   SWEETWATER INVESTING, INC.
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS


                                                     Cumulative
                                                       since
                  For the Three Months     For the Nine Months     October 20,
                         Ended                   Ended         1999 Inception of
                        June 30,                June 30,       Development Stage
                  ---------------------  --------------------- -----------------
                    2000       1999        2000         1999
                   ------     ------      ------       ------

Revenues          $     -    $     -     $     -      $     -       $
                 ---------  ----------  ----------  ----------     -----------

Expenses
   General and
Administrative         55          -         985            -              985
                ----------  ----------  ---------  -----------     ------------
 Net Loss         $   (55)   $     -    $   (985)     $     -       $     (985)
                ----------  ----------  ---------  -----------     ------------

Basic & Diluted
loss per share    $     -    $     -    $      -      $     -
                ==========  ==========  =========  ===========     ============

































         See accompanying notes and accountants' report.

                   SWEETWATER INVESTING, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
                                                                Cumulative
                                                               Since October
                                                                  20, 1999
                                   For the nine months ended    Inception of
                                          June 30,               Development
                                 ----------------------------      Stage
                                      2000            1999
                                   ------------    ------------   -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                              $   (985)      $       -       $    (985)
Adjustments to reconcile net
loss to net cash
Provided by operating activities
Increase (Decrease) in:
 Accounts Payable & Accrued Expenses         55              -             (20)
                                    -------------   ------------    ------------
 Net Cash Used in operating activities     (930)             -          (1,005)
                                    -------------   ------------    ------------

CASH FLOWS FROM INVESTING
-------------------------
ACTIVITIES:
----------
Net cash provided by investing
activities                                    -              -               -
                                   --------------   ------------     -----------
CASH FLOWS FROM FINANCING
-------------------------
ACTIVITIES:
----------
Capital contributed by
shareholder                                 930               -          1,005
                                    -------------   -------------    -----------
Net Cash Provided by
 Financing Activities                       930               -          1,005
                                    -------------   -------------    -----------

Net (Decrease) Increase in
  Cash and Cash Equivalents                   -               -              -
Cash and Cash Equivalents
  at Beginning of Period                      -               -              -
                                    -------------   -------------    ----------
Cash and Cash Equivalents
  at End of Period                    $       -      $        -        $     -
                                    =============   =============    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                            $       -      $         -       $     -
  Franchise and income taxes          $       -      $         -       $    75

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None
----------------------------------------------------------------------











         See accompanying notes and accountants' report.

                   SWEETWATER INVESTING, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

       This summary of accounting policies for Sweetwater Investing, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting
-----------------

      The unaudited financial statements as of June 30, 2000 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation
--------------------------------------

      The Company was incorporated under the laws of the State of Wyoming on March 22, 1996. The Company ceased all operating activities during the period from March 22, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business
------------------

     The Company has no products or services as of June 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents
-------------------------

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates
--------------------------

      The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share
--------------

      The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                   SWEETWATER INVESTING, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                           (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------


                Three Months Ended         Three Months Ended
                  June 30, 2000               June 30, 1999
              ----------------------     ----------------------
                         Number of    Loss Per              Number of     Loss
               Loss       Shares       Share     Loss        Shares        Per
            (numerator) (denominator)         (numerator) (denominator)   Share
            ----------- ------------- ------- ----------- -------------- ------
Loss to
Common
Shareholders $     (55)  $ 1,000,000  $   -    $      -    $  1,000,000  $   -
            =========== ============= ======= ============ ============= =======


                     Nine Months Ended                  Nine Months Ended
                       June 30, 2000                       June 30, 1999
            ---------------------------------- ---------------------------------
                      Number of       Loss Per              Number of     Loss
               Loss        Shares      Share      Loss        Shares       Per
            (numerator) (denominator)          (numerator) (denominator)  Share
            ----------- ------------- -------- ----------- -------------  ------
Loss to
Common
Shareholders $    (985) $ 1,000,000   $   -    $      -     $ 1,000,000   $   -
            =========== ============ ========= =========== =============  ======

      The effect of outstanding stock equivalents are anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

Reclassification
-----------------

      Certain  reclassifications  have  been  made  in  the  1999
financial   statements  to  conform  with  the  June   30,   2000
presentation.

NOTE 2 - INCOME TAXES
---------------------

      As of June 30, 2000, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY
----------------------------------

      The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                   SWEETWATER INVESTING, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                           (Continued)

NOTE 4 - COMMITMENTS
---------------------

      As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT
--------------------

      On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

      This  Quarterly  Report  contains  certain  forward-looking statements  within the meaning of Section 27A of  the  Securities
Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

      As used herein the term "Company" refers to Sweetwater Investing, Inc., a Wyoming corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

      The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

Results of Operations
---------------------

     The Company had no sales or sales revenues for the three and nine months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three and nine months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had $55 and $985 in general and administrative expenses for the three and nine month periods ended June 30, 2000 and $0 for the same periods in 1999.

      The Company recorded net loss of $55 and $985 for the three and nine months ended June 30, 2000 compared to $0 loss for the same periods in 1999.

Capital Resources and Liquidity
-------------------------------

     At June 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 1999. The Company had a net working capital deficit of $55 and $0 at June 30, 2000 and September 30, 1999.


      Net stockholders' deficit in the Company was $55 and $0 as of June 30, 2000 and September 30, 1999.

                    PART II-OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page
     12 of this Form 10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of August, 2000.

Sweetwater Investing, Inc.



/s/  Daniel L. Hodges
-----------------------
  Daniel L. Hodges                                   August 9, 2000
  President/CFO and Director

                           EXHIBIT INDEX


Exhibit No.    Page No.       Description

27        12             Financial Data Schedule "CE"

EX-27
FDS --


[ARTICLE]      5
     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE UNAUDITED FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2000 THAT WERE FILED WITH THE COMPANY'S REPORT ON FORM 10-QSB AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


[CIK]                         0001101096
[NAME]                   SWEETWATER INVESTING, INC.
[MULTIPLIER]                       1,000
[CURRENCY]                         U.S. Dollars

[PERIOD-TYPE]                 9-MOS
[FISCAL-YEAR-END]             SEP-30-2001
[PERIOD-START]                APR-1-2000
[PERIOD-END]                  JUN-30-2000
[EXCHANGE-RATE]               1
[CASH]                        0
[SECURITIES]                  0
[RECEIVABLES]                 0
[ALLOWANCES]                  0
[INVENTORY]                   0
[CURRENT-ASSETS]              0
[PP&E]                        0
[DEPRECIATION]                0
[TOTAL-ASSETS]                0
[CURRENT-LIABILITIES]         0
[BONDS]                       0
[PREFERRED-MANDATORY]         0
[PREFERRED]                   0
[COMMON]                      1
[OTHER-SE]                    (1)
[TOTAL-LIABILITY-AND-EQUITY]  0
[SALES]                       0
[TOTAL-REVENUES]              0
[CGS]                         0
[TOTAL-COSTS]                 0
[OTHER-EXPENSES]              1
[LOSS-PROVISION]              0
[INTEREST-EXPENSE]            0
[INCOME-PRETAX]               (1)
[INCOME-TAX]                  0
[INCOME-CONTINUING]           (1)
[DISCONTINUED]                0
[EXTRAORDINARY]               0
[CHANGES]                     0
[NET-INCOME]                  (1)
[EPS-BASIC]                   0
[EPS-DILUTED]                 0


#764691