Form 10KSB
period 2000-09-30
SWEETWATER INVESTING INC
filed 2001-02-21
CIK 1101096

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended September 30, 2000.


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ------------ to ------------.

           Commission file number:  000-28751


                           SWEETWATER INVESTING, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Wyoming                                       86-0970101
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  10130 E. Winding Trail, Tucson, Arizona 85749
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (520) 577-1516
                             ----------------------
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X .

At December 31, 2000, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2000, was as follows: Common Stock $.001 par value, 1,000,000 shares.

Total revenues for fiscal year ended September 30, 2000: $0

At December 31, 2000, the number of shares of common stock outstanding was 1,000,000.

Transitional Small Business Disclosure Format (check one): Yes  ; No X

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     The Company has not engaged in any operations other than organizational matters. Sweetwater Investing, Inc., a Wyoming corporation (the "Company") was incorporated on March 22, 1996, and was formed specifically to be a "clean public shell" and for the purpose of either merging with or acquiring an operating company with operating history and assets.

     The primary activity of the Company has involved and will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisitions candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

     The proposed business activities described herein classify the Company as a "blank check" or "shell company" whose sole purpose at this time is to locate and consummate a merger or acquisition. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a trading market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

Employees

     The Company's only employee at the present time is its sole officer and director, who will devote as much time as he determines is necessary to carry out the affairs of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has a working agreement with the Company president to share use of 600 square feet of office space, telephones and secretarial services supplied on a gratis basis.

ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     There has been no public trading market for the Company's common stock. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Financial Statements and notes thereto.

OPERATIONS

     The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

     The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

     The Company may obtain funds in one or more private placements to finance the operation of any acquired business, if necessary. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have unlimited discretion in searching for and entering into a business opportunity. The sole officer and director of the Company likely has had no experience in any proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placement.

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2000, reflects a current asset value of $0.00, and a total asset value of $0.00.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the period from October 20, 1999 through September 30, 2000, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately two years. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

     The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors and Executive Officers.

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer of the Company is as follows.

     Daniel Hodges, 35, has been sole Director, President, Chief Financial Officer and Secretary of the Company since inception. Mr. Hodges has been president and director of Solomon Consulting Corp. which specializes in corporate and securities consulting since 1995. He has owned and operated an industrial manufacturing company, "APRI, Inc." since 1998. He is currently on the board of directors of two charitable organizations as well as over 10 for-profit corporations. Within the past year, several companies that maintain a public trading status have had Mr. Hodges as a director including: Avartarra.com (symbol: AVAR), Landstar, Inc. (LDSR), and Hyaton Company, Inc. (HYTN). Mr. Hodges received his B.S. from Thomas A. Edison State College in Trenton, New Jersey. He is also a graduate of the U.S. Air Force Undergraduate Pilot Training program and is currently the rank of Captain as an officer in the Air National Guard.

Conflicts of Interest

     Certain conflicts of interest now exist and will continue to exist between the Company and its sole officer and director due to the fact that each has other business interests to which he devotes his primary attention. Mr. Hodges has organized, is an officer, director and has a controlling interest in more than 100 "blank check" companies whose business is similar to that of the Company. He may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

     Certain conflicts of interest may exist between the Company and its sole director and officer, Mr. Hodges, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests. There can be no assurance that Mr. Hodges will resolve all conflicts of interest in favor of the Company, and failure by Mr. Hodges to conduct the Company's business in the Company's best interest may result in liability to Mr. Hodges. Mr. Hodges, as the sole officer and director, is accountable to the Company as a fiduciary, which means that he is required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of Mr. Hodges to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

     The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION

     No compensation is paid or anticipated to be paid by the Company. It is possible that upon an acquisition some compensation may be paid to management. On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,000,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

                                               # of
Name and Address             Nature of         Shares
of Beneficial Owners         Ownership         Owned              Percent
Directors

Principal Shareholders


Daniel L. Hodges             Common            800,000             80.00

Directors and Executive Officers


Daniel L. Hodges             Common            800,000             80.00

All Executive Officers and
Directors as a Group (1
person)                      Direct            800,000               80.00%
                             Options           None                  None %
                             Total             800,000               80.00 %

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with organizing the Company, on November 4, 1997, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 shares of Common Stock at a value of $.001 per share. On October 20, 1999, the outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding. Under Rule 405 promulgated under the Securities Act of 1933, Mr. Hodges may be deemed to be a promoter of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) EXHIBITS


The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:


           Exhibit No.         Exhibit


           *3                  Articles of Incorporation


           *3.2                Bylaws


           *3.1                Amended Articles of Incorporation


           27                  Financial Data Schedule


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

     *  Incorporated   herein  by  reference  from  Registrant's  Form  10SB12G,
Registration Statement, dated January 4, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEETWATER INVESTING, INC.

By:   /s/ Daniel L. Hodges
      Daniel L. Hodges
      President, Chief Finance Officer and
      Director
Date: February 20, 2001

                           SWEETWATER INVESTING, INC.

                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           SEPTEMBER 30, 2000 AND 1999

                                    CONTENTS


                                                                           Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  September 30, 2000 and 1999..............................................F - 2

Statements of Operations
  For the Years Ended September 30, 2000 and 1999..........................F - 3

Statement of Stockholders' Equity
 Since  March 22, 1996 (inception) to September 30, 2000...................F - 4

Statements of Cash Flows
  For the Years Ended September 30, 2000 and 1999..........................F - 5

Notes to Financial Statements..............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Sweetwater Investing, Inc.
(A Development Stage Company)


     We have audited the accompanying balance sheets of Sweetwater Investing, Inc. (a development stage company) as of September 30, 2000 and 1999, and the related statements of operations and cash flows for the two years ended September 30, 2000 and the statement of stockholders' equity from March 22, 1996 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sweetwater Investing, Inc. (a development stage company) as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the two years ended September 30, 2000 in conformity with generally accepted accounting principles.

                                                  Respectfully submitted



                                                  /s/ ROBISON, HILL & CO.
                                                  Certified Public Accountants

Salt Lake City, Utah
February 6, 2001

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS





                                                              September 30,
                                                           --------------------
                                                            2000         1999
                                                           -------      -------

Assets: ..............................................     $  --        $  --
                                                           =======      =======

Liabilities - Accounts Payable .......................     $   308      $  --
                                                           -------      -------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 shares at September 30,
    2000 and 1999 ....................................       1,000        1,000
  Paid-In Capital ....................................       1,574           75
  Retained Deficit ...................................      (1,075)      (1,075)
  Deficit Accumulated During the
    Development Stage ................................      (1,807)        --
                                                           -------      -------

     Total Stockholders' Equity ......................        (308)        --
                                                           -------      -------

     Total Liabilities and
       Stockholders' Equity ..........................     $  --        $  --
                                                           =======      =======

















   The accompanying notes are an integral part of these financial statements.

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                    Cumulative
                                                                    since
                                                                    October 20,
                                                                    1999
                                               For the year ended   inception of
                                                  September 30,     development
                                                 ------------------
                                                  2000       1999     stage
                                                 -------     -----   -------
Revenues: ..................................     $  --       $--     $  --

Expenses: ..................................       1,807        25     1,807
                                                 -------     -----   -------

     Net Loss ..............................     $(1,807)    $ (25)  $(1,807)
                                                 -------     -----   -------

Basic & Diluted loss per share .............     $  --       $--
                                                 =======     =====
























   The accompanying notes are an integral part of these financial statements.

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE MARCH 22, 1996 (INCEPTION) TO SEPTEMBER 30, 2000


                                                                             Deficit
                                                                             Accumulated
                                                                             During
                                           Common Stock    Paid-In Retained  Development
                                         Shares  Par Value Capital Deficit   Stage
                                        ---------  ------  ------  -------   -------
Balance at March 22, 1996
(inception) ............................     --    $ --    $ --    $  --     $  --

Net Loss ...............................     --      --      --     (1,000)     --
                                        ---------  ------  ------  -------   -------

Balance at September 30, 1996 ..........     --      --      --     (1,000)

Net Loss ...............................     --      --      --        (25)     --
                                        ---------  ------  ------  -------   -------

Balance at September 30, 1997 ........       --      --      --     (1,025)     --

November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable .................  1,000,000   1,000    --       --        --

Net Loss .............................       --      --      --        (25)     --
                                        ---------  ------  ------  -------   -------

Balance at September 30, 1998 ........  1,000,000   1,000    --     (1,050)     --

Capital contributed by shareholder ...       --      --        75     --        --
Net Loss .............................       --      --      --        (25)     --
                                        ---------  ------  ------  -------   -------

Balance at September 30, 1999 ........  1,000,000   1,000      75   (1,075)     --

Capital contributed by shareholder ...       --      --     1,499     --        --
Net Loss .............................       --      --      --       --      (1,807)
                                        ---------  ------  ------  -------   -------

Balance at September 30, 2000 ..........1,000,000  $1,000  $1,574  $(1,075)  $(1,807)
                                        =========  ======  ======  =======   =======






   The accompanying notes are an integral part of these financial statements.

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                               Cumulative
                                                                               Since
                                                                               October 20,
                                                                               1999
                                                        For the years ended    Inception of
                                                              September 30,    Development
                                                             ----------------
                                                               2000    1999     Stage
                                                             --------  ------   ------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ..................................................  $ (1,807) $  (25) $(1,807)
Increase (Decrease) in Accounts Payable ...................       308     (50)     308
                                                             --------  ------   ------
  Net Cash Used in operating activities ...................    (1,499)    (75)  (1,499)
                                                             --------  ------   ------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities ....................................      --      --       --
                                                             --------  ------   ------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ........................     1,499      75    1,499
                                                             --------  ------   ------
Net Cash Provided by
  Financing Activities ....................................     1,499      75    1,499
                                                             --------  ------   ------

Net (Decrease) Increase in
  Cash and Cash Equivalents ...............................      --      --       --
Cash and Cash Equivalents
  at Beginning of Period ..................................      --      --       --
                                                             --------  ------   ------
Cash and Cash Equivalents
  at End of Period ........................................  $  --     $ --     $ --
                                                             ========  ======   ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ................................................  $  --     $ --     $ --
  Franchise and income taxes ..............................  $     25  $   25   $   25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


   The accompanying notes are an integral part of these financial statements.

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


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

Nature of Business

     The Company has no products or services as of September 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                           Per-Share
                            Income         Shares           Amount
                            ------         ------           ------
                            (Numerator)   (Denominator)

                            For the year ended September 30, 2000
Basic Loss per Share
Loss to common shareholders $     (1,807)       1,000,000   $          -
                            ============  ===============   ============

                            For the year ended September 30, 1999
Basic Loss per Share
Loss to common shareholders $        (25)       1,000,000   $          -
                            ============  ===============   ============

     The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,800 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of September 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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