Form 10QSB
period 2001-03-31
SWEETWATER INVESTING INC
filed 2004-09-20
CIK 1101096

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2001
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                        Commission file number 000-28751
            --------------------------------------------------------

                           Sweetwater Investing, Inc.
  -----------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                               Wyoming 86-0970101
-------------------------------------------------------------------------------
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

                  167 E. Mountain Peak Dr., Draper, Utah 84020
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (801) 787-8514
                            Issuer's telephone number


                (Former name, former address and former fiscal year, if changed since last report.)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 19, 2004 1,000,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,         September 30,
                                                                                    2001                2000
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $            1,700  $              308
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at March 31, 2001
    and September 30, 2000                                                                1,000               1,000
  Paid-In Capital                                                                         1,881               1,573
  Retained Deficit                                                                       (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                                    (3,506)             (1,806)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (1,700)               (308)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================












                                              See accompanying notes.

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                                                     Inception
                       For the three months ended               For the six months ended                 of
                                March 31,                               March 31,                   development
                  -------------------------------------   -------------------------------------
                         2001               2000                2001                2000               stage
                  ------------------  -----------------   -----------------  ------------------  ------------------
Revenues:         $                -  $               -   $               -  $                -  $                -

Expenses:                      1,700                876               1,700               1,806               3,506
                  ------------------  -----------------   -----------------  ------------------  ------------------

     Net Loss     $           (1,700) $            (876)  $          (1,700) $           (1,806) $           (3,506)
                  ==================  =================   =================  ==================  ==================

Basic &
Diluted loss
 per share        $                -  $               -   $               -  $                -
                  ==================  =================   =================  ==================























                             See accompanying notes.

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                For the six months ended            Inception of
                                                                        March 31,                   Development
                                                          -------------------------------------
                                                                2001                2000               Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (1,700) $           (1,806) $           (3,506)
Increase (Decrease) in Accounts Payable                               1,392                 308               1,700
                                                          -----------------  ------------------  ------------------
  Net Cash Used in operating activities                                (308)             (1,498)             (1,806)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities                                 -                   -                   -
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                      308               1,498               1,806
                                                          -----------------  ------------------  ------------------
Net Cash Provided by
  Financing Activities                                                  308               1,498               1,806
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -                   -
                                                          -----------------  ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -  $                -
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $               25

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                             See accompanying notes.

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

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

Going Concern

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

Interim Reporting

         The unaudited financial statements as of March 31, 2001 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on March 22, 1996. The Company ceased all operating activities during the period from March 22, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The Company has no products or services as of March 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended March 31, 2001
Basic Loss per Share
Loss to common shareholders                             $           (1,700)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 2000
Basic Loss per Share
Loss to common shareholders                             $             (876)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                  For the six months ended March 31, 2001
Basic Loss per Share
Loss to common shareholders                             $           (1,700)           1,000,000  $                  -
                                                        ==================  ===================  ==================

                                                                  For the six months ended March 31, 2000
Basic Loss per Share
Loss to common shareholders                             $           (1,806)           1,000,000  $                  -
                                                        ==================  ===================  ==================


         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (Continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

NOTE 2 - INCOME TAXES

         As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,500 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

                           SWEETWATER INVESTING, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (Continued)
                                   (Unaudited)

NOTE 4 - COMMITMENTS

         As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.


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

Plan of Operations

         The Company had no sales or sales revenues for the three months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three months ended March 31, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $1,700 for the three month period ended March 31, 2001 and $876 for the same period in 2002.

Capital Resources and Liquidity

         At March 31, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 2000. The Company had a net working capital deficit of $1,700 at March 31, 2001 and $308 at September 30, 2000.

         Net stockholders' deficit in the Company was $1,700 as of March 31, 2001 and $308 at September 30, 2000.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

     Exhibit No. Exhibit

     *3   Articles of Incorporation

     *3.2 Bylaws

     *3.1 Amended Articles of Incorporation

     31   Certification  Pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

     32   Certification  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated December 27, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of April, 2004.

Sweetwater Investing, Inc.


/s/ B. Stephen Bailey
B. Stephen Bailey
President/CFO and Director

April 19, 2004